Form 10-K/A
period 2006-12-31
J.P. Morgan Alternative Loan Trust 2006-S2
filed 2008-06-05
CIK 1358939

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                        FORM 10-K/A
                                      Amendment No. 1


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

        Not applicable.


  EXPLANATORY NOTE

  The registrant is filing this Form 10-K/A to replace Exhibits 31, 33(a) and 34(a) to the original Form 10-K filed on April 2, 2007. American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (formerly, "Safeco Financial Institution Solutions, Inc.") (affiliates of Assurant Inc., collectively, the "Asserting Party") recently provided the registrant with a restated report on assessment of compliance with servicing criteria for asset-backed securities and a related attestation. In the original assessment previously provided to the registrant, the Asserting Party excluded Item 1122(d)(4)(xii) from the scope of its assessment of compliance. The Asserting Party recently provided the registrant with a restated report on assessment of compliance that assesses the Asserting Party's compliance with Item 1122(d)(4)(xii) and identifies a material instance of noncompliance with this criterion. This material instance of noncompliance is noted in this Form 10-K/A under "Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria" under "Additional Disclosure Items Pursuant to General Instruction J." The registrant has included this restated report on assessment of compliance under Exhibit 33(a), the related attestation under Exhibit 34(a) and a revised Rule 13a-14(d)/15d-14(d) Certification under Exhibit 31. This Form 10-K/A does not otherwise amend the original Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

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

            American Security Insurance Company's, Standard Guaranty Insurance Company's and TrackSure Insurance Agency, Inc.'s (formerly, "Safeco Financial Institution Solutions, Inc.") (affiliates of Assurant Inc., and collectively, the "Asserting Party")) report on assessment of compliance with servicing criteria and the related registered public accounting firm's attestation report identify the following material instance of noncompliance with the servicing criteria: the Asserting Party did not have, during the reporting period, sufficient policies and procedures to capture the information with respect to the platform transactions necessary to determine, in compliance with Section 1122(d)(4)(xii), whether any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and are not charged to the obligor, unless the late payment was due to the obligor's error or omission.

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



    J.P. Morgan Alternative Loan Trust 2006-S2
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ John Sadowski
    John Sadowski, Vice President
    (senior officer in charge of the servicing function of the master servicer)

    Date:      June 5, 2008


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


     (35) Servicer compliance statement.


      b) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      c) GreenPoint Mortgage Funding, Inc., as Servicer
      d) JPMorgan Chase Bank, N.A., as Named Servicer
      g) PHH Mortgage Corporation, as Servicer
      h) SunTrust Mortgage, Inc., as Servicer
      j) Wells Fargo Bank, N.A., as Master Servicer
      k) Wells Fargo Bank, N.A., as Securities Administrator

  (99.1) Interest Rate Cap Agreements (filed as an exhibit to Form 8-K on May
         12, 2006 and incorporated by reference herein).

